Form 10-K
period 2013-12-31
USAA Auto Owner Trust 2012-1
filed 2014-03-28
CIK 1557913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

333-158741-03

(Commission File Number of Issuing Entity)

USAA Auto Owner Trust 2012-1

(Exact name of Issuing Entity as specified in its charter)

USAA Acceptance, LLC

(Exact name of Depositor as specified in its charter)

USAA Federal Savings Bank

(Exact name of Sponsor as specified in its charter)

Delaware	27-6458241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of	Identification No. of
Issuing Entity)	Issuing Entity)

c/o Wells Fargo Delaware
Trust Company, National Association
919 Market Street
Suite 1600
Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)
of Issuing Entity)

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

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

Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this Form 10-K.Neither the Servicing Assessment Report nor the related Attestation Report prepared by the Servicer has identified any material instance of noncompliance with the servicing criteria applicable to the Servicer.

The Servicing Assessment Report and the related Attestation Report prepared by the Indenture Trustee has identified a material instance of noncompliance with Servicing Criterion 1122(d)(3)(i)(A) and a material instance of noncompliance with Servicing Criterion 1122(d)(3)(ii), each described in such Servicing Assessment Report as being applicable to the Indenture Trustee. With respect to Servicing Criterion 1122(d)(3)(i)(A), the Servicing Assessment Report states that during the reporting period certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements. With respect to Servicing Criterion 1122(d)(3)(ii), the Servicing Assessment Report states that certain distributions to investors were not remitted in accordance with the timeframes set forth in the transaction agreements. The Indenture Trustee further indicates in its report certain remediation with respect to such instances of noncompliance. The Indenture Trustee has confirmed to the Depositor and the Servicer that these errors did not involve the Issuing Entity or investors in the Issuing Entity. We have not independently verified the accuracy of the Indenture Trustee’s assertions, the adequacy of its remediation efforts or the accuracy of such confirmation.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USAA AUTO OWNER TRUST 2012-1

By: USAA Federal Savings Bank, as Servicer

By:	/s/ David K. Kimball
Name:	David K. Kimball
Title:	Treasurer, Principal Financial Officer and
Comptroller (Senior Officer in Charge of Servicing Function)

Date: March 26, 2014

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference from Exhibit 3.1 to Form S-3 of Depositor filed with the Commission on October 29, 2012).

Exhibit 4.1	Indenture, dated as of September 19, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 19, 2012, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 10.1	Purchase Agreement, dated as of September 19, 2012, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 10.2	Sale and Servicing Agreement, dated as of September 19, 2012, among the Issuing Entity, the Depositor, and USAA Federal Savings Bank, as servicer, and the Indenture Trustee (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 10.3	Administration Agreement, dated as of September 19, 2012, among the Issuing Entity, the Administrator and the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of The Bank of New York Mellon.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, LLP, on behalf of The Bank of New York Mellon.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2013.