Form 10-K
period 2014-12-31
USAA Auto Owner Trust 2012-1; USAA ACCEPTANCE LLC
filed 2015-03-30
CIK 1557913, 1178049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to

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

PART I

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

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of USAA Federal Savings Bank (in its capacity as the sponsor, (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, (the “Originator”), in its capacity as servicer, (the “Servicer”) and in its capacity as administrator (the “Administrator”) of USAA Auto Owner Trust 2012-1 (the “Issuing Entity”), USAA Acceptance, LLC (the “Depositor”), Wells Fargo Delaware Trust Company, National Association (the “Owner Trustee”) or the Issuing Entity, or of which any property of the foregoing is the subject, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

The Bank of New York Mellon, as the indenture trustee (the “Indenture Trustee”), has provided the following information for inclusion in this Form 10-K:

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, the Bank of New York Mellon was named as a defendant in a lawsuit by a group of institutional investors. This lawsuit alleges that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports for the Indenture Trustee and the Servicer have identified any material instances of noncompliance with the servicing criteria described in such Servicing Report as being applicable to the Indenture Trustee or the Servicer, as applicable.

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

USAA ACCEPTANCE, LLC

By:	/s/ Usama F. Ashraf
Name:	Usama F. Ashraf
Title:	Vice President, Assistant Treasurer
(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference from Exhibit 3.1 to Form S-3 of Depositor filed with the Commission on October 29, 2012).

Exhibit 4.1	Indenture, dated as of September 19, 2012, between the Issuing Entity and the Indenture Trustee (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 19, 2012, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 10.1	Purchase Agreement, dated as of September 19, 2012, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 10.2	Sale and Servicing Agreement, dated as of September 19, 2012, among the Issuing Entity, the Depositor, and USAA Federal Savings Bank, as servicer, and the Indenture Trustee (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 10.3	Administration Agreement, dated as of September 19, 2012, among the Issuing Entity, the Administrator and the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 20, 2012).

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of The Bank of New York Mellon.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, LLP, on behalf of The Bank of New York Mellon.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2014.